Form 10-Q
period 2015-06-30
mcgregor power systems
filed 2016-06-16
CIK 1620261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-202731

MCGREGOR POWER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

4426 N 21st St. Ozark, MO 65721
(Address of principal executive offices, including zip code)

417-207-3249

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 5,000,000, Class B shares: 214,100,000, total shares outstanding: 219,100,000 as of 6/30/15

MCGREGOR POWER SYSTEMS, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

McGregor Power Systems, Inc.
Balance Sheet
June 30, 2015
	(unaudited)
Assets

Current Assets:
Cash		$ 62	$ 100
Total Current Assets		79	100

Equipment		40,000

Intangible Asset
Prototype		7,119	7,119

Total Assets		$47,181	$ 7,219

	Liabilities and Stockholders' Equity

Current Liabilities			-
Accrued Expenses		$ 4,400
Stockholders' Equity
Common Stock, $.00001 par value, 2,000,000,000 shares authorized;
219,110,000 shares issued and outstanding		$ 214	$ 214
Additional Paid in Capital		59,803	9,843
(Deficit) accumulated during development stage		(17,236)	(2,838)

Total Stockholders’ Equity		42,781	7,219

Total liabilities and stockholders’ equity		47,181	7,219

"The accompanying notes are an integral part of these financial statements"

		MCGREGOR Power Systems
		(AN EXPLORATION STAGE COMPANY)
		STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	-	-	-	-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	17	729	14,398	729

Net Income(Loss) from Operations	(17)	(729)	(14,398)	(729)

Other Income (Expense)	-	-	-	-

Net Income(Loss) Before Provision for Income Taxes	(17)	(729)	(14,398)	(729)

Provision for income taxes	0	0	0	0

Net Income(Loss)	(17)	(729)	(14,398)	(729)

Basic and Diluted Loss Per Share	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding	219,110,000	219,110,000	219,110,000	219,110,000

McGregor Power Systems, Inc.
Statement of Cash Flows
(unaudited)

Cash Flows from operating activities:
Net (loss)	$ (14,398)	$ (729)
Adjustment to reconcile net(loss) to net cash(used in) operating activities:
Increase in Accrued Expenses	$4,400	$

Net Cash used in operating activities	(9,998)	(729)

Cash flow from financing activities:
Capital contributed by a related party	(9,960)	729

Net Cash provided by financing activities	(9,960)	729

Cash flow from investing activities:
None

Net Cash provided by investing activities		-

Net Increase (decrease) in cash	(38)	100

Cash - beginning of period	100	-

Cash - end of period	62	$ 100

Non-cash investing and financing activities:
Issuance of common shares to directors (founders shares)		$ 214
		$ 214

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest		$ -

Income Taxes		$ -

"The accompanying notes are an integral part of these financial statements"

McGregor Power Systems, Inc.
Statement of Stockholders' Equity
For the period from January 1, 2015 to June 30, 2015

				(Deficit)
				Accumulated
			Additional	During the
		Common Stock	Pain-In	Development
Description	Shares	Amount	Capital	Stage	Total

Balance December 31, 2014	219,110,000	$ 214	$ 9,843	$ (2,838)	$ 7,219

	Asset contributed by founder		40,000		40,000

	Capital contributed by founder		9,960		9,960

	Net loss for period			(14,398)	(14,398)

Balance June 30, 2015	219,110,000	$ 214	$ 59,803	$ (17,236)	$42,781

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

McGregor Power Systems, Inc. (“the Company”) was incorporated in Delaware on June 11, 2014.  The Company was established to manufacture the thermal watt furnace.  This is a device that uses a rotary engine to produce electricity, and heat for home, commercial, and industrial uses.

Note 2.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is derived from sales of products to distributors and consumers. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts and terms are recorded by contract.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Organization Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period June 11, 2014(inception) through June 30, 2015 the Company has incurred $10,080 in organization cost and offering cost.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and

Note 2.     Summary of Significant Accounting Policies (continued)

liability method requires the recognition of deferred  tax liabilities and assets for  the   expected  future  tax

consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

 Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

6/30/2015

U.S statutory rate	34%
Less valuation allowance	-34%
Effective tax rate	0

The significant components of deferred tax assets and liabilities are as follows:

6/30/2015
Deferred tax assets

Net operating losses	$(17,236)

Deferred tax liability

Net deferred tax assets	(5,860)
Less valuation allowance	5,860

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $17,236 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period June 11, 2014(inception) through June 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related Party Stock Issuances:

The following founders’ stock issuances were made to officers of the company:

On June 12, 2014 the Company issued 200,000,000 shares of A & B stock to its founder Michael M Brown.

Note 5.   Stockholders’ Equity

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock. It has authorized 10,000,000 of Class “A” Voting stock and 1,990,000,000 shares of class “B” non-voting shares.

As of June 30, 2015 the Company had 219,110,000 shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to McGregor Power Systems, Inc.  for the six months ended June 30,2015 and June 30, 2014

June 30, 2015

Net Income (Loss)	$(17,219)

Weighted-average common shares outstanding basic:

Weighted-average common stock	219,110,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	219,110,000

Note 8.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9.    Subsequent Events

The Company is currently in the process of an S-1 registration with an offering of $50,000,000 and expects this registration to become effective at some point during the current fiscal year.

F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Plan of Operation

We are a development stage company.  We have had no revenue since inception.  The proceeds from our public offering will allow us to continue to create prototypes, begin manufacturing on a mass scale, and purchase properties for our expansion.  We have not fully implemented our business plan and will not do so until we complete our public offering.  A development stage corporation is one that is not in production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling our power systems.  Our only other source for cash at this time is investments by our directors. We must raise cash to implement our project and stay in business. Our success or failure will be determined by how quickly we can obtain these funds.  The more money we raise, the more we can use it to complete our development of our power system units and begin to mass produce them.

In the event we complete our development program prior to the end of one year, we will still continue to operate through cash infusions from our founder and director.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated no revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the production, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must manufacture our power systems in commercially viable amounts, and at a profit.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception

Since inception, our director has paid all our legal and accounting expenses.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to maintain our SEC filings if we raise $25,000.  By raising additional money, we will be able to continue refining our prototypes, and purchase machinery for production of our products.  Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If our manufacturing is successful we will attempt to raise additional money through a subsequent private placement, public offering or through loans to conduct more development, equipment purchase, and production.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the CEO & PAO, Mr. Brown, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the CEO has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended 6/30/15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              USE OF PROCEEDS.

On 8/6/2015, our post-effective Form S-1 registration statement was declared effective by the SEC.  Under the terms of said registration statement, we may sell up to $50,000,000 worth of our Class B stock at $1.00 per share.  As of the date hereof, we have not sold any shares of common stock.  There are no underwriters involved in our public offering.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/13/15	3.1

3.2	Bylaws.	S-1	3/13/15	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	3/13/15	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 7/10/15.

MCGREGOR POWER SYSTEMS, INC.

BY:	MICHAEL BROWN
Michael Brown
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Brown Michael Brown	Director	7/10/15