Form 10-Q
period 2015-09-30
mcgregor power systems
filed 2016-07-27
CIK 1620261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-202731

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 5,000,000, Class B shares: 214,100,000, total shares outstanding: 219,100,000 as of 10/10/15

MCGREGOR POWER SYSTEMS, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

McGregor Power Systems, Inc.
Balance Sheet
September 30, 2015
	(unaudited)
Assets

Current Assets:
Cash		$ 44	$ 100
Total Current Assets		44	100

Equipment		40,000

Intangible Asset
Prototype		7,119	7,119

Total Assets		$47,163	$ 7,219

	Liabilities and Stockholders' Equity

Current Liabilities			-
Accrued Expenses		$ 4,400
Stockholders' Equity
Common Stock, $.00001 par value, 2,000,000,000 shares authorized;
219,110,000 shares issued and outstanding		$ 214	$ 214
Additional Paid in Capital		59,803	9,843
(Deficit) accumulated during development stage		(17,254)	(2,838)

Total Stockholders’ Equity		42,763	7,219

Total liabilities and stockholders’ equity		47,163	7,219

"The accompanying notes are an integral part of these financial statements"

		MCGREGOR Power Systems
		(AN EXPLORATION STAGE COMPANY)
		STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	-	-	-	-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	18	2,088	14,416	2,817

Net Income(Loss) from Operations	(18)	(2,088)	(14,416)	(2,817)

Other Income (Expense)	-	-	-	-

Net Income(Loss) Before
Provision for Income Taxes	(18)	(2,088)	(14,416)	(2,817)

Provision for income taxes	0	0	0	0

Net Income(Loss)	(18)	(2,088)	(14,416)	(2,817)

Basic and Diluted Loss Per Share	$ -	$ -	$ -	$ -

Weighted average number
of shares outstanding	219,110,000	219,110,000	219,110,000	219,110,000

McGregor Power Systems, Inc.
Statement of Cash Flows
(unaudited)

Cash Flows from operating activities:
Net (loss)	$ (14,416)	$ (2,817)
Adjustment to reconcile net(loss) to net cash(used in) operating activities:
Increase in Accrued Expenses	$4,400	$

Net Cash used in operating activities	(10,016)	(2,817)

Cash flow from financing activities:
Capital contributed by a related party	9,960	2,838

Net Cash provided by financing activities	9,960	2,838

Cash flow from investing activities:
None

Net Cash provided by investing activities		-

Net Increase (decrease) in cash	(56)	21

Cash - beginning of period	100	-

Cash - end of period	44	$ 21

Non-cash investing and financing activities:
Issuance of common shares to directors (founders shares)		$ 214
		$ 214

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest		$ -

Income Taxes		$ -

"The accompanying notes are an integral part of these financial statements"

McGregor Power Systems, Inc.
Statement of Stockholders' Equity
For the period from January 1, 2015 to September 30, 2015

				(Deficit)
				Accumulated
			Additional	During the
		Common Stock	Pain-In	Development
Description	Shares	Amount	Capital	Stage	Total

Balance December 31, 2014	219,110,000	$ 214	$ 9,843	$ (2,838)	$ 7,219

	Asset contributed by founder		40,000		40,000

	Capital contributed by founder		9,960		9,960

	Net loss for period			(14,416)	(14,416)

Balance June 30, 2015	219,110,000	$ 214	$ 59,803	$ (17,254)	$42,763

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

Organization Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period June 11, 2014(inception) through September 30, 2015 the Company has incurred $10,080 in organization cost and offering cost.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

9/30/2015

U.S statutory rate	34%
Less valuation allowance	-34%
Effective tax rate	0

The significant components of deferred tax assets and liabilities are as follows:

9/30/2015
Deferred tax assets

Net operating losses	$(17,254)

Deferred tax liability

Net deferred tax assets	(5,866)
Less valuation allowance	5,866

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $17,254 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period June 11, 2014(inception) through September 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction.  We are not currently involved in any income tax examinations.

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

As of September 30, 2015 the Company had 219,110,000 shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to McGregor Power Systems, Inc.  for the nine months ended September 30, 2015 and September 30, 2014

June 30, 2015

Net Income (Loss)	$(14,416)

Weighted-average common shares outstanding basic:

Weighted-average common stock	219,110,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	219,110,000

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 10/10/15.

MCGREGOR POWER SYSTEMS, INC.

BY:	MICHAEL BROWN
Michael Brown
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Brown Michael Brown	Director	10/10/15